Form 10-K
period 2007-12-31
GSAA Home Equity Trust 2007-2
filed 2008-03-31
CIK 1389614

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number of issuing entity: 333-132809-53

      GSAA Home Equity Trust 2007-2
      (exact name of issuing entity as specified in its charter)

      GS Mortgage Securities Corp.
      (exact name of the registrant (depositor) as specified in its charter)

      Goldman Sachs Mortgage Company
      (exact name of the sponsor as specified in its charter)



  New York                                54-2199159
  (State or other jurisdiction of         54-2199160
  incorporation or organization           54-2199161
  of issuing entity)                      54-6737517
                                          (I.R.S. Employer
                                          Identification No. of
                                          issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code of
  offices of issuing entity)                    issuing entity)


 Telephone number, including area code of issuing entity: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  See Item 15(a).



                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accountant Fees and Services.

               Not applicable.




                    ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the issuing entity and all parties related to the issuing entity or any other entity contemplated by Item 1117 of Regulation AB, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously disclosed in a 424(b)(5) filed on February 26, 2007 (Commission File No. 333-132809-53).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15(a).

Assurant, Inc. disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(xii) of Regulation AB applicable to Assurant, Inc. during the year ended December 31, 2007. As required by Item 1122(d)(4)(xii) of Regulation AB, any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and are not charged to the obligor, unless the late payment was due to the obligor's error or omission. Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii).


Avelo Mortgage, L.L.C. assessed its compliance with the Applicable Servicing Criteria for the year ended December 31, 2007 and has identified the following instances of non-compliance with the servicing criterion set forth in Items 1122(d)(2)(vii)(D) and 1122(d)(4)(x)(C) of Regulation AB with respect to the Platform (as defined in Avelo Mortgage L.L.C.'s report). Specifically, account reconciling items were not resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements, as required by
Item 1122(d)(2)(vii)(D)and Avelo Mortgage, L.L.C. did not return to the obligor funds held in trust for an obligor within 30 calendar days of full repayment of the related pool asset, as required by Item 1122(d)(4)(x)(C).

Avelo Mortgage, L.L.C. acknowledges that for a period in 2007, bank accounts were not reconciled in strict compliance with Reg. AB. To address this issue, Avelo Mortgage, L.L.C. added additional staff to ensure timely reconciliations and compliance with Reg AB. As of the date of the audit, all bank account reconciliations were current. No issues were found or arose from the delay in reconciling the bank accounts.

Avelo Mortgage, L.L.C. also acknowledges that for a period in 2007, escrow funds were not returned to the obligor within 30 calendar days of full repayment in compliance with Reg. AB due to a system issue. A system enhancement erroneously affected the refund check process. Once the issue was identified, the system was corrected.

As of the date of the audit, escrow fund refunds have been returned to the obligor within 30 calendar days and no issues were found or arose from the delay in returning the funds to the account holders.

SunTrust Mortgage, Inc. has assessed its compliance with Applicable Servicing Criteria for the Reporting period and has identified two instances of noncompliance with the servicing criteria as set out in Section 229.1122(d)(1)(iv) and Section 229.1122(d)(2)(vii), respectively. In regards to the former, SunTrust Mortgage, Inc. did not strictly maintain the required fidelity bond coverage amount at all times during 2007. And, in regards to the latter, certain bank reconciliations contained items that required enhanced explanations and that were not fully resolved within 90 calendar days of original identification.

As to the issue identified at Section 229.1122(d)(1)(iv), SunTrust Mortgage, Inc. maintained fidelity bond coverage in the amount of $150MM throughout calendar year 2007, which was determined to be insufficient according to applicable FNMA transaction agreement terms. This deficiency was an issue for limited portions of the year and resulted from an increase in the volume of the servicing portfolio. SunTrust Mortgage, Inc. has requested a waiver from FNMA stating this coverage amount is adequate without regard for the size of the residential servicing portfolio, subject to an annual FNMA review. FNMA has verbally agreed to this request, and SunTrust Mortgage, Inc. is working to formalize this agreement. Regarding the issue identified at Section 229.1122(d)(2)(vii), SunTrust Mortgage, Inc. has enhanced its procedures and controls around the relevant reconciliation process to prevent any future compliance concerns.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15(a).



                               Part IV

  Item 15. Exhibits and Financial Statement Schedules.

  (a) Exhibits.

  (1) Not applicable.

  (2) Not applicable.

  (3)

  (4.1-10.11) Exhibits 4.1-10.11 were filed as part of the Registrants Current Report on Form 8-K filed on February 12, 2007 (Commission File No.:
  333-132809-53) and are incorporated by reference herein.

  (4.1) Master Servicing and Trust Agreement, dated as of February 1, 2007, among GS Mortgage Securities Corp., as depositor, Deutsche Bank National Trust Company, as trustee and as a custodian, U.S. Bank National Association and The Bank of New York Trust Company, National Association, each as a custodian and Wells Fargo Bank, National Association as master servicer and securities administrator.

  (10.1) Primary Mortgage Insurance Policy, dated as of February 23, 2007, issued in the name of Deutsche Bank National Trust Company, as trustee on behalf of the Trust.

  (10.2) Ameriquest Step 1 Assignment Agreement, dated as of February 23,2007, among Ameriquest Mortgage Company, Goldman Sachs Mortgage Company and GS Mortgage Securities Corp.

  (10.3) Ameriquest Step 2 Assignment Agreement, dated as of February 23,2007, among GS Mortgage Securities Corp., Ameriquest Mortgage Company, Deutsche Bank National Trust Company and Wells Fargo Bank, National Association.

  (10.4) Avelo Step 1 Assignment Agreement, dated as of February 23, 2007, among Avelo Mortgage, L.L.C., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp.

  (10.5) Avelo Step 2 Assignment Agreement, dated as of February 23, 2007, among GS Mortgage Securities Corp., Avelo Mortgage, L.L.C., Deutsche Bank National Trust Company and Wells Fargo Bank, National Association.

  (10.6) GreenPoint Step 1 Assignment Agreement, dated as of February 23,2007, among GreenPoint Mortgage Funding, Inc., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp.

  (10.7) GreenPoint Step 2 Assignment Agreement, dated as of February 23,2007, among GS Mortgage Securities Corp., GreenPoint Mortgage Funding, Inc., Deutsche Bank National Trust Company and Wells Fargo Bank, National Association.

  (10.8) HSBC Step 1 Assignment Agreement, dated as of February 23, 2007,among HSBC Mortgage Company, Goldman Sachs Mortgage Company and GS Mortgage Securities Corp.

  (10.9) HSBC Step 2 Assignment Agreement, dated as of February 23, 2007,among GS Mortgage Securities Corp., HSBC Mortgage Company, Deutsche Bank National Trust Company and Wells Fargo Bank, National Association.

  (10.10) SunTrust Step 1 Assignment Agreement, dated as of February 23,2007, among SunTrust Mortgage, Inc., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp.

  (10.11) SunTrust Step 2 Assignment Agreement, dated as of February 23,2007, among GS Mortgage Securities Corp., SunTrust Mortgage, Inc., Deutsche Bank National Trust Company and Wells Fargo Bank, National Association.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C. and GreenPoint Mortgage
    Funding, Inc.
    33.2 Avelo Mortgage, L.L.C. as Servicer
    33.3 Deutsche Bank National Trust Company as Custodian
    33.4 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Avelo
    Mortgage, L.L.C. and HSBC Mortgage Corporation, USA
    33.5 GreenPoint Mortgage Funding, Inc. as Servicer
    33.6 HSBC Mortgage Corporation, USA as Servicer
    33.7 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for GreenPoint Mortgage
    Funding, Inc.
    33.8 SunTrust Bank as Sub-Contractor for SunTrust Mortgage, Inc.
    33.9 SunTrust Mortgage, Inc. as Servicer
    33.10 The Bank of New York Trust Company, National Association as Custodian
    33.11 U.S. Bank National Association as Custodian
    33.12 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.13 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C. and GreenPoint
    Mortgage Funding, Inc.
    34.2 Avelo Mortgage, L.L.C. as Servicer
    34.3 Deutsche Bank National Trust Company as Custodian
    34.4 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Avelo
    Mortgage, L.L.C. and HSBC Mortgage Corporation, USA
    34.5 GreenPoint Mortgage Funding, Inc. as Servicer
    34.6 HSBC Mortgage Corporation, USA as Servicer
    34.7 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for GreenPoint Mortgage
    Funding, Inc.
    34.8 SunTrust Bank as Sub-Contractor for SunTrust Mortgage, Inc.
    34.9 SunTrust Mortgage, Inc. as Servicer
    34.10 The Bank of New York Trust Company, National Association as Custodian
    34.11 U.S. Bank National Association as Custodian
    34.12 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.13 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.



   (35) Servicer compliance statement.



    35.1 Avelo Mortgage, L.L.C. as Servicer
    35.2 GreenPoint Mortgage Funding, Inc. as Servicer
    35.3 HSBC Mortgage Corporation, USA as Servicer
    35.4 SunTrust Mortgage, Inc. as Servicer
    35.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) See (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   GS Mortgage Securities Corp.
   (Depositor)


   /s/ Michelle Gill
   Michelle Gill, Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 31, 2008



  Exhibit Index

  Exhibit No.


   (4.1-10.11) Exhibits 4.1-10.11 were filed as part of the Registrants Current Report on Form 8-K filed on February 12, 2007 (Commission File No.:
    333-132809-53) and are incorporated by reference herein.

   (4.1) Master Servicing and Trust Agreement, dated as of February 1, 2007, among GS Mortgage Securities Corp., as depositor, Deutsche Bank National Trust Company, as trustee and as a custodian, U.S. Bank National Association and The Bank of New York Trust Company, National Association, each as a custodian and Wells Fargo Bank, National Association as master servicer and securities administrator.

   (10.1) Primary Mortgage Insurance Policy, dated as of February 23, 2007, issued in the name of Deutsche Bank National Trust Company, as trustee on behalf of the Trust.

   (10.2) Ameriquest Step 1 Assignment Agreement, dated as of February 23,2007, among Ameriquest Mortgage Company, Goldman Sachs Mortgage Company and GS Mortgage Securities Corp.

   (10.3) Ameriquest Step 2 Assignment Agreement, dated as of February 23,2007, among GS Mortgage Securities Corp., Ameriquest Mortgage Company, Deutsche Bank National Trust Company and Wells Fargo Bank, National Association.

   (10.4) Avelo Step 1 Assignment Agreement, dated as of February 23, 2007, among Avelo Mortgage, L.L.C., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp.

   (10.5) Avelo Step 2 Assignment Agreement, dated as of February 23, 2007, among GS Mortgage Securities Corp., Avelo Mortgage, L.L.C., Deutsche Bank National Trust Company and Wells Fargo Bank, National Association.

   (10.6) GreenPoint Step 1 Assignment Agreement, dated as of February 23,2007, among GreenPoint Mortgage Funding, Inc., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp.

   (10.7) GreenPoint Step 2 Assignment Agreement, dated as of February 23,2007, among GS Mortgage Securities Corp., GreenPoint Mortgage Funding, Inc., Deutsche Bank National Trust Company and Wells Fargo Bank, National Association.

   (10.8) HSBC Step 1 Assignment Agreement, dated as of February 23, 2007, among HSBC Mortgage Company, Goldman Sachs Mortgage Company and GS Mortgage Securities Corp.

   (10.9) HSBC Step 2 Assignment Agreement, dated as of February 23, 2007, among GS Mortgage Securities Corp., HSBC Mortgage Company, Deutsche Bank National Trust Company and Wells Fargo Bank, National Association.

   (10.10) SunTrust Step 1 Assignment Agreement, dated as of February 23,2007, among SunTrust Mortgage, Inc., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp.

   (10.11) SunTrust Step 2 Assignment Agreement, dated as of February 23,2007, among GS Mortgage Securities Corp., SunTrust Mortgage, Inc., Deutsche Bank National Trust Company and Wells Fargo Bank, National Association.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C. and GreenPoint Mortgage
    Funding, Inc.
    33.2 Avelo Mortgage, L.L.C. as Servicer
    33.3 Deutsche Bank National Trust Company as Custodian
    33.4 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Avelo
    Mortgage, L.L.C. and HSBC Mortgage Corporation, USA
    33.5 GreenPoint Mortgage Funding, Inc. as Servicer
    33.6 HSBC Mortgage Corporation, USA as Servicer
    33.7 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for GreenPoint Mortgage
    Funding, Inc.
    33.8 SunTrust Bank as Sub-Contractor for SunTrust Mortgage, Inc.
    33.9 SunTrust Mortgage, Inc. as Servicer
    33.10 The Bank of New York Trust Company, National Association as Custodian
    33.11 U.S. Bank National Association as Custodian
    33.12 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.13 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for Avelo Mortgage, L.L.C. and GreenPoint Mortgage
    Funding, Inc.
    34.2 Avelo Mortgage, L.L.C. as Servicer
    34.3 Deutsche Bank National Trust Company as Custodian
    34.4 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Avelo
    Mortgage, L.L.C. and HSBC Mortgage Corporation, USA
    34.5 GreenPoint Mortgage Funding, Inc. as Servicer
    34.6 HSBC Mortgage Corporation, USA as Servicer
    34.7 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for GreenPoint Mortgage
    Funding, Inc.
    34.8 SunTrust Bank as Sub-Contractor for SunTrust Mortgage, Inc.
    34.9 SunTrust Mortgage, Inc. as Servicer
    34.10 The Bank of New York Trust Company, National Association as Custodian
    34.11 U.S. Bank National Association as Custodian
    34.12 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.13 ZC Sterling Insurance Agency, Inc. as Sub-Contractor for SunTrust Mortgage, Inc.


   (35) Servicer compliance statement.



    35.1 Avelo Mortgage, L.L.C. as Servicer
    35.2 GreenPoint Mortgage Funding, Inc. as Servicer
    35.3 HSBC Mortgage Corporation, USA as Servicer
    35.4 SunTrust Mortgage, Inc. as Servicer
    35.5 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
